Form 10KSB
period 2005-11-30
EPIC MEDIA INC
filed 2006-03-15
CIK 859174

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               ------------------
                                   FORM 10-KSB

     [X]     Annual Report under Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934

                   For the fiscal year ended November 30, 2005

     [ ]  Transition report under Section 13 Or 15(d) of the Securities Exchange
                                   Act of 1934

         For the transition period from ______________ to ______________

                       Commission file number ____________

                                EPIC MEDIA, INC.
                              --------------------
             (Exact name of registrant as specified in its charter)

                  California                             33-0735929
              ------------------                     ------------------
           (State of incorporation)         (I.R.S. Employer Identification No.)


           2049 Century Park East, Suite 1920                90067
           Los Angeles, CA
         --------------------------------------            ---------
         (Address of principal executive offices)          (Zip Code)


         Issuer's telephone number, including area code: (310) 691-8800
                                ----------------

Securities registered pursuant to Section 12(g) of the Act:

Title of Class:                                Name of each exchange
                                               on which registered:

Common Stock, par value $.0001                 None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

     Issuer's gross revenues for its most recent fiscal year are $0.

     The aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing sale price on March 14, 2006 was approximately $4,208,670.

     The approximate number of shares outstanding of the registrant's Common Stock as of March 15, 2005 was 22,750,000.

Transitional Small Business Disclosure Format:       Yes |_|  No |X|

                                TABLE OF CONTENTS


Part I                                                                     Page

Item 1   Description of Business ...........................................  1

Item 2   Properties ........................................................  4

Item 3   Legal Proceedings .................................................  5

Item 4   Submission of Matters to a Vote of Security Holders ...............  5


Part II

Item 5   Market for Company's Common Equity and Related
          Stockholder Matters ..............................................  5

Item 6   Management Discussion and Analysis ................................  6

Item 7   Financial Statements ..............................................  8

               Independent Auditors Consent                                   8
               Balance Sheet                                                  _
               Statement of Operations                                        _
               Stockholders Equity (Stockholders' Deficit)                    _
               Statement of Cash Flows                                        _
               Statement of Cash Flows - Net Loss Reconciliation              _
               Notes to Financial Statements                                  _

Item 8   Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure ............................................. 15


Part III

Item 9   Directors, Executive Officers, Promoters, and Control Persons;
          Compliance with Section 16(a) of the Exchange Act ...............  15

Item 10  Executive Compensation ...........................................  16

Item 11  Security Ownership of Certain Beneficial Owners and Management ...  16

Item 12  Certain Relations and Related Transactions .......................  17

Item 13  Exhibits and Reports on Form 8-K .................................  18

                      FORWARD-LOOKING STATEMENT INFORMATION

     Certain statements made in this Annual Report on Form 10-KSB are "forward-looking statements"(within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Our plans and objectives are based, in part, on assumptions involving judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that our assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein particularly in view of the current state of our operations, the inclusion of such information should not be regarded as a statement by us or any other person that our objectives and plans will be achieved. Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to, the factors set forth herein under the headings "Business," "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                     PART I

Item 1.   Description of Business.

Company History

         EPIC Media, Inc. (A Development Stage Company) was incorporated on December 11, 1996 under the laws of the State of California as "International Environmental Technologies, Inc." On February 14, 2004 the Company reorganized and changed its name to EPIC Media, Inc.

         EPIC Media, Inc. is a multimedia company founded to develop and package information into marketable print and digital products.

Our New Magazine Business

         On Feb 15, 2004, the Company completed a reorganization and changed its name to EPIC Media Inc to better describe the businesses in which the Company is now engaged. Upon reorganization, the Company purchased assets consisting of two magazines entitled "EVERYTHING for Men" and "EVERYTHING for Women" (and the accompanying websites, trademarks, copyrights, samples, and other items) from Epic Media Inc (an Oregon-based corporation and publisher wholly owned by Nicholas A. Czuczko). In return, the Company forgave a note receivable from Mr. Czuczko dated Nov 30, 1998, in exchange for issuing to him 1,000,000 Shares of Common Stock with a deemed value $5,000,000 ($5.00 per Share). On May 30, 2004, it was resolved by the Board of Directors that Mr. Czuczko, surrender 250,000 shares of common stock to the Company making the net transaction value of our purchase the sale of the magazine assets $3,750,000.

         EPIC Media Inc intends to launch the publication of "EVERYTHING for Men" and "EVERYTHING for Women" with initial rate bases (a rate base is the publisher's projection of a magazine's guaranteed circulation on which its advertising rates are based) of 250,000 and final trim sizes of 10" x 13". The Company intends to have a national newsstand launch of the premiere issues of "Everything for Men" and "Everything for Women" magazines take place during the second quarter of 2006; however, we can't give assurance assurance that we will make this targeted first publication date.

         These monthly publications will have editorial units that include: transportation, home, health, travel, electronics, pc & online, business & personal finance, fashion, women, sports, world news, and entertainment. We believe The EVERYTHING magazines are the first MEGA-Magazines for men and women, and their diverse interests with a clear message: an overwhelming amount of meaningful content and no useless filler.

         The Company will refer to its magazine subscribers as "members" because we are not just going to sell subscriptions to a magazine. We also intend to offer corporate discounts with our "EVERYTHING Card", as well as monthly giveaways on the member website. These types of benefits of membership are not considered typical for most newsstand publications. The annual membership fee will be $36 and will include home delivery of the magazine, which will be $5 less than the newsstand cover price for the magazine alone.

Internet Portal Business

         Zooprize.com is an internet portal designed to compile information from Google(TM), Yahoo!(R), Ask Jeeves(R) and other data points throughout the internet and organize it into the most relevant search results. Unlike most metasearch engines, Zooprize does more than just search. It is a unique way of gathering and packaging information into a member/portal interface that inspires users to stay connected to the portal. The Company anticipates the launch of Zooprize late in the second quarter of 2006.

         Zooprize.com was created by the staff of the company and is a wholly owned subsidiary of EPIC Media Inc. The Company will also use the portal as a member registration point for the Everything magazine titles launching early 2006. In order to subscribe to the Everything magazines, the potential member must go online to subscribe through the Zooprize portal. Potential members will be directed through instruction in the magazines to go online to Zooprize and will be directed to a registration point to subscribe to either magazine.


                                  Risk Factors
                                  ------------



         You should carefully consider the risks and uncertainties described below and the other information in this prospectus. These are not the only risks we face. Additional risks and uncertainties that we are not aware of or that we currently deem immaterial also may impair our business. If any of the following risks actually occur, our business, financial condition and operating results could be materially adversely affected.

We are a development stage company with a limited operating history.

         We are currently in the development stage and have a limited operating history upon which an evaluation of our future prospects can be made. We need to raise significant investment capital to fund our marketing and publishing efforts. Since inception, our operation has been generating losses and we cannot give assurances that we will be successful in generating profits in the future. We are regarded as a new venture with all of the unforeseen costs, expenses, problems and difficulties to which such ventures are subject. We cannot give assurances that we will be able to raise the financing necessary to commence our planned operation. Therefore, you may lose your entire investment in us.

Our auditors have issued a going concern opinion. Therefore we may not be able to achieve our objectives and may have to suspend or cease operations.

         At this time, we cannot be sure that we will be successful in our operations. Furthermore, as at November 30, 2005, our independent public accountants issued an opinion that there is substantial doubt about our ability to continue in business as a going concern without additional financing and/or generating profits.

If we do not raise financing or begin generating revenue, we may have to suspend or cease operations.

         We have never generated revenue or been profitable. Given the high costs relating to the commencement of operations of our business, including expenses relating to sales and marketing, research and development and other general and administrative expenses, we will need to raise significant investment funds and generate significant revenue to commence and sustain our operations. We may not be able to achieve the requisite level of revenue or obtain additional financing on terms favorable to us or at all. Additionally, our losses and costs of our operations may increase in the future. To the extent we are not able to achieve adequate revenue or obtain financing sufficient to commence and sustain operations, our financial condition would be materially adversely impacted and you could lose your entire investment.

We have experienced a history of losses and expect to incur future losses. Therefore, we must continue to raise money from investors to fund our operations. If we are unable to fund our operations, we will cease doing business.

         We have recorded no revenue from operations to date. Our losses have resulted principally from costs incurred in activities related to our efforts to develop our business model. We expect to incur significant operating losses and negative cash flows. We will need to generate significant revenues in order to achieve and maintain profitability. We may not be able to generate these revenues or achieve profitability in the future. Even if we do achieve profitability, we may not be able to sustain or increase profitability. We have generated negative revenue to date. Consequently, we must raise money from investors to commence our operations. If we can't fund our operations through product sales and investments by third parties, we will have to cease operations.

Competition from companies with already established marketing links to our potential customers may adversely affect our ability to market our products.

         Current and potential competitors have longer operating histories, larger customer bases, greater brand name recognition and significantly greater financial, marketing and other resources than we have. There are many well established magazines in the entertainment field, directed at both men and women. Many are owned by major publishing companies with substantial financial resources. We are attempting to capture a segment of this market by appealing to both men and women in one broad publication and by marketing in a different manner than current magazines. We cannot assure you that we will be able to compete successfully against these larger competitors.

Our insurance coverage may be inadequate to cover significant claims against our company.

         If we are sued for any reason, we will have to rely on our liability insurance to pay any judgment rendered against us. If a judgment is rendered against us for any amount over our aggregate coverage limit of $2,000,000, than we may have to cease operations.

Because the market for our common stock is limited, you may not be able to resell your shares of common stock.

         Our Common Stock is traded on an unsolicited basis on the Pink Sheets under ticker symbol EPMI. As a result, you may not be able to resell your securities in open market transactions. There is currently a limited trading market for our common stock. While we intend to apply for trading of our common stock on the Over the Counter Bulletin Board, there is no assurance we can obtain such approval.

Because our common stock is subject to penny stock rules, the liquidity of your investment may be restricted.

         Our common stock is now, and may continue to be in the future, subject to the penny stock rules under the Securities and Exchange Act of 1934. These rules regulate broker/dealer practices for transactions in "penny stocks." Penny stocks generally are equity securities with a price of less than $5.00. The penny stock rules require broker/dealers to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker/dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker/dealer and its salesperson and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations and the broker/dealer and salesperson compensation information must be given to the customer orally or in writing prior to completing the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction, the broker and/or dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These additional penny stock disclosure requirements are burdensome and may reduce the trading activity in the market for our common stock. As long as the common stock is subject to the penny stock rules, holders of our common stock may find it more difficult to sell their securities.

Item 2.   Description of Properties

         As of November 30, 2005, the Company has net tangible property was $0.

         On Feb 15, 2004, the Company purchased substantially all of the assets from Epic Media, Inc. (an Oregon-based corporation and publisher wholly owned by Nicholas A. Czuczko) which consisted of the intellectual property rights to two magazine concepts named EVERYTHING for Men and EVERYTHING for Women.

         As consideration for this acquisition, the Company forgave a note receivable from Mr. Czuczko, dated Nov 30, 1998, for the purchase of 1,000,000 Shares of Common Stock in the amount of $5,000,000 ($5.00 per Share). The Magazines have a historical book value of $44,101. Additional Paid in Capital decreased by $4,955,899 as the use of goodwill is not allowed in related party transactions as per USGAAP. On May 30, 2004, it was resolved by the Board of Directors that Nicholas A. Czuczko surrender 250,000 shares to the Company making the net transaction of the sale of the magazines $3,750,000. Please see notes to financials.

         We also own Zooprize.com, Inc., is a wholly owned subsidiary of EPIC Media Inc. The Company will also use the portal as a member registration point for the Everything magazine titles launching early 2006.

         The Company has been conducting business at 9756 Charleville Blvd Beverly Hills, CA 90212. Mr. Czuczko provides the office space at this location which is approximately 1,000 sq. ft. at no cost to the Company nor will the Company pay any compensation for this space in the near future.

         On January 27, 2006, the Company has relocated its principal executive office to 2049 Century Park East, Suite 1920, Los Angeles, CA 90067.

Item 3.   Legal Proceedings.

         The Company has no past, pending or threaten litigation or administrative action which has had or may have any material effect upon the Company's business, financial condition, or operations, including any litigation involving the Company's officers, directors, or other personnel.

Item 4.   Submission Of Matters To A Vote Of Security Holders

None.


                                     PART II

Item 5.   Market For Registrant's Common Equity And Related Stockholder Matters

         The principal market where the Company's Common Equity is traded is the Pink Sheets under ticker Symbol EPMI. The Company is filing this registration statement and the accompanying financial statements in order to become a fully reporting company and obtain a listing on the OTC Bulletin Board.

         The following table sets forth the quarterly high and low quotes per share for the common stock, the period indicated. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

               Fiscal Quarter                   High          Low
               --------------                ----------   ----------
               2005
                 Fourth Quarter                 $.76         $.20
                 Third Quarter                 $1.20         $.40


          Dividends

         As of the date of this registration statement, we have not paid any cash dividends to stockholders. The declaration of any future cash dividend will be at the discretion of the Board of Directors and will depend upon the earnings, if any, capital requirements and our financial position, general economic conditions, and other pertinent conditions. It is our present intention not to pay any cash dividends in the foreseeable future, but rather to reinvest earnings, if any, into the business.

         On June 15, 2005, the Company declared a stock dividend. Shareholders received 9 additional shares for every share they owned, increasing the total outstanding shares from 2,275,000 to 22,750,000. The purpose of the stock dividend was to provide to shareholders improved liquidity in EPIC Media's common stock. Under Internal Revenue Code Section 305(a), the receipt of the stock dividend will not result in the imposition of US federal income taxes. Shareholders will only need to adjust their tax basis in their shares on a pro-rata basis.

         Any future determination to declare and pay dividends will be made by our Board of Directors in light of our earnings, financial position, capital requirements and other factors that our Board of Directors deems relevant.

Common Stock

         The Company is authorized to issue 100,000,000 Shares of Common Stock, no-par value. There are 25,250,000 Shares of the Company's Common Stock issued and outstanding.

         The holders of the Company's Common Stock are entitled to one vote per share in each matter to be voted on by the shareholders. Holders of the Company's Common Stock are entitled to receive ratably such dividends as may be declared by the Board of Directors out of funds legally available for distribution after all dividends payable or in arrears are paid to the preferred shareholders. With respect to any proposed "going private" transaction, sale, liquidation, or any other form of disposition of all or substantially all of the Company's assets, holders of the Common Stock have the right to a ratable portion of the assets remaining after payment of all indebtedness and payments to shareholders of the Company's Preferred Stock. Stockholders of the Company have no preemptive rights or other rights to subscribe for additional shares. No shares of Common Stock have conversion rights or are subject to redemption. There are no provisions in the by-laws that would delay, defer or prevent a change in control of the Company.

         The Company's bylaws permit cumulative voting. Every shareholder entitled to vote shall be entitled to one vote for each share held, except for the election of directors. In an election for directors, if a candidate's name has been placed in nomination prior to the voting and one or more names has been placed in nomination prior to the voting and one or more shareholders has given notice at the meeting prior to the voting of the shareholder's intent to cumulate the shareholder's votes, then every shareholder entitled to vote may cumulate votes and give one candidate a number of votes equal to the number of directors to be elected multiplied by the number of shares which the shareholder is entitled to vote, or distribute the vote on the same principle among as many candidates as the shareholder chooses. The candidates receiving the highest number of votes up to the number of directors to be elected shall be elected. Upon demand of any shareholder made before the voting begins, the election of directors shall be by ballot.

Item 6. Management's Discussion and Analysis of Financial Condition and Results Operations

         During the fiscal year 2005, there were minimal operational activities. The Company's main focus was to secure financing, secure office, recruit key hires and develop its business model.

         Cautionary statement identifying important factors that could cause our actual results to differ from those projected in forward looking statements.

         Pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, readers of this report are advised that this document contains both statements of historical facts and forward-looking statements. Forward looking statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those indicated by the forward-looking statements. Examples of forward-looking statements include, but are not limited to (i) projections of revenues, income or loss, earnings per share, capital expenditures, dividends, capital structure and other financial items, (ii) statements of our plans and objectives with respect to business transactions and enhancement of shareholder value, (iii) statements of future economic performance, and (iv) statements of assumptions underlying other statements and statements about our business prospects.

Critical Accounting Policies

         Our discussion and analysis of financial condition and results of operations are based upon the financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of financial statements require management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses and disclosures on the date of the financial statements. On an on-going basis, we evaluate our estimates, including, but not limited to, those related to revenue recognition.

         We use authoritative pronouncements, historical experience and other assumptions as the basis for making judgments. Actual results could differ from those estimates. Critical accounting policies identified are as follows:







Item 7.   Financial Statements.

                          MOORE & ASSOCIATES, CHARTERED
                            ACCOUNTANTS AND ADVISORS
                            ------------------------
                                PCAOB REGISTERED


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------


To the Board of Directors
Epic Media Inc. ( A Development Stage Company)
Las Vegas, Nevada

We have audited the accompanying balance sheet of Epic Media Inc. ( A Development Stage Company) as of November 30, 2005, and the related statements of operations, stockholders' equity and cash flows for the period from inception on December 11, 1996 through November 30, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Epic Media Inc. ( A Development Stage Company) as of November 30, 2005 and the results of its operations and its cash flows for the period from inception on December 11, 1996 through November 30, 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company's recurring losses and lack of operations raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Moore & Associates, Chartered
---------------------------------

Moore & Associates Chartered
Las Vegas, Nevada
February 24, 2006


               2675 S. Jones Blvd. Suite 109, Las Vegas, NV 89146
               --------------------------------------------------
                        (702) 253-7511 Fax (702) 253-7501
                        ---------------------------------

                                EPIC Media, Inc.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS


NOTE 1.     GENERAL ORGANIZATION AND BUSINESS

EPIC Media, Inc. (A Development Stage Company) was incorporated on December 11, 1996 under the laws of the State of California as "International Environmental Technologies, Inc." On February 14, 2004 the Company reorganized and changed its name to EPIC Media, Inc. The Company is considered to be in the development stage in accordance with SFAS #7.

EPIC Media, Inc. is a multimedia company founded to develop and package information into marketable print and digital products.


NOTE 2.     DISCONTINUED OPERATIONS AND REORGANIZATION

In 1996, the Company secured distribution rights to the Automatic Mechanical Variable Ratio Transmission (AMVRT) system from VRT Inc. by issuing a note in the amount of $3,000,000. It began marketing the AMVRT in 1998 and reported revenue of $44,173 with an associated net loss through November 30, 2001 of $19,591. In January 1999, because of VRT Inc.'s inability to perform, the Company ended its relationship with VRT by returning the AMVRT distribution rights for its $3,000,000 note that was promptly cancelled.

The Company discontinued operations and began a process of reorganization. In February 2004 the company purchased all rights including copyrights, trademarks, websites and samples to two magazines entitled "EVERYTHING for Men" and "EVERYTHING for Women" from Epic Media, Inc. an Oregon corporation and publisher.


NOTE 3.     SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

Accounting Basis
----------------

These financial statements are prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America.

                            Management Certification

The financial statements and notes herein are certified by the officers of the Company to present fairly, in all material respects, the financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America, consistently applied.

Cash and Cash Equivalents
-------------------------

For the purpose of the statement of cash flows, cash equivalents include all highly liquid investments with maturity of three months or less.

Dividends
---------

The Company has not adopted any policy regarding payment of dividends. No dividends have been paid during the period shown.

Income Taxes
------------

The Company provides for income taxes under Statement of Financial Accounting Standards NO. 109, "Accounting for Income Taxes." SFAS No. 109 requires the use of an asset and liability approach in accounting for income taxes.

SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. No provision for income taxes is included in the statement due to its immaterial amount, net of the allowance account, based on the likelihood of the Company to utilize the loss carry-forward

Use of Estimates
----------------

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

                           Net Income Per Common Share

Net income (loss) per common share is computed based on the weighted average number of common shares outstanding and common stock equivalents, if not anti-dilutive. The Company has not issued any potentially dilutive common shares.

                          Revenue and Cost Recognition

The Company has no current source of revenue; therefore the Company has not yet adopted any policy regarding the recognition of revenue or cost.

                                   Advertising

Advertising costs are expensed when incurred. Advertising for year ended November 30, 2005 is $11,486.


NOTE 4.     STOCKHOLDERS' EQUITY

Common Stock - No Par Value
---------------------------

On June 15, 2005 the Company increased its authorized no-par common stock to 100,000,000 shares.

On December 11, 1996, the company issued 1,525,000 pre-split shares of its no par value common stock for $15,000 to the founders of the Company.

On November 30, 1998, the Company issued 1,000,000 pre-split shares of its no par value common stock for $5,000,000 subscription receivable from one of the founders in the Company's 1998 Regulation A Offering.

On February 14, 2004, the Company cancelled the $5,000,000 subscription receivable note in exchange for advertising services valued at $44,101 from one of its shareholders. The capital stock account was reduced by $4,955,899.

On May 30, 2004, one of the founders returned 250,000 pre-split shares of the Company's no par value common stock.

On June 29, 2005 the Company authorized and executed a 10:1 forward stock split bringing the total issued and outstanding shares to 22,750,000. The forward split has been retroactively applied to the accompanying statements.

On November 9, 2005 the Company issued 39,260 post-split common shares for services valued at $17,666.


NOTE 5.     RELATED PARTY TRANSACTIONS

On 14 February 2004 advertising services valued at $44,101 were provided to the Company by one of its founders. Consideration given for the advertising was the cancellation of a $5,000,000 subscription receivable note originally issued for the purchase of 1,000,000 pre-split shares of the companies no par value common stock. As determined by the board of directors, on May 30, 2004 the shareholder also surrendered 250,000 pre-split shares of no par value common stock. The capital stock account was reduced by $4,055,899 ($5,000,000 - $44,101).

As of November 30, 2005, $130,834 is owed to a shareholder for advances made by him to the Company.

The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities that become available. They may face a conflict in selecting between the Company and other business interests. The Company has not formulated a policy for the resolution of such conflicts.


NOTE 6.     GOING CONCERN

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. The Company has no established source of revenue. This raises substantial doubt about the Company's ability to continue as a going concern. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.

The Company's activities to date have been supported by equity financing. It has sustained losses in all previous reporting periods with an inception to date loss of $215,963 as of November 30, 2005. Management continues to seek funding from its shareholders and other qualified investors to pursue its business plan. In the alternative, the Company may be amenable to a sale, merger or other acquisition in the event such transaction is deemed by management to be in the best interests of the shareholders.


NOTE 7.     PROVISION FOR INCOME TAXES

The Company provides for income taxes under Statement of Financial Accounting Standards NO. 109, Accounting for Income Taxes. SFAS No. 109 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse.

SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company's opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a valuation allowance equal to the deferred tax asset has been recorded. The total deferred tax asset is $47,512, which is calculated by multiplying a 22% estimated tax rate by the items making up the deferred tax account, the NOL of $215,963. The total valuation allowance is a comparable $47,512.

The provision for income taxes is comprised of the net changes in deferred taxes less the valuation account plus the current taxes payable as shown in the chart below for the year ended November 30, 2005:

             Net changes in Deferred Tax Benefit less
              valuation account                                  $0.00
             Current Taxes Payable                                0.00
                                                                ------

             Net Provision for Income Taxes                      $0.00
                                                                ======

The Company has not filed any federal income returns since inception.


NOTE 8.     THE EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

Below is a listing of the most recent accounting standards SFAS 150-154 and their effect on the Company.


Statement No. 150 Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (Issued 5/03)

This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.


Statement No. 151 Inventory Costs-an amendment of ARB No. 43, Chapter 4 (Issued 11/04)

This statement amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that "...under some circumstances, items such as idle facility expense, excessive spoilage, double freight and re-handling costs may be so abnormal ass to require treatment as current period charges...." This
Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.


Statement No. 152 Accounting for Real Estate Time-Sharing Transactions (an amendment of FASB Statements No. 66 and 67)

This Statement amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position
(SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions.

This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, states that the guidance for
(a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2.


Statement No. 153 Exchanges of Non-monetary Assets (an amendment of APB Opinion No. 29)

The guidance in APB Opinion No. 29, Accounting for Non-monetary Transactions, is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, includes certain exceptions to the principle. This Statement amends Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assts and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.

Statement No. 154 - Accounting Changes and Error Corrections (a replacement of APB Opinion No. 20 and FASB Statement No. 3)

This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed.

The adoption of these new Statements is not expected to have a material effect on the Company's current financial position, results or operations, or cash flows.

Item 8.     Changes in and Disagreements on Accounting and Financial Disclosure.

On May 31, 2005, the Board of Directors appointed Moore & Associates to serve as Epic Media Inc's independent auditors for the fiscal years ending November 30, 2005, and the prior two (2003 & 2004).


                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

         The following table sets forth the names, ages and titles of our executive officers and members of our board of directors as of November 30, 2005:

     Name                             Age      Position Held

     Nicholas A. Czuczko, Jr.          33      Chairman of the Board, Treasurer,
                                                CEO, CFO

     John Yeung                        34      Secretary, COO, Director


         Set forth below is certain information relating to the Company's directors and executive officers.

         All directors of the company serve one year terms and hold office until the next annual meeting of stockholders and until their respective successors are duly elected and qualified.

         Members of the Board of Directors are elected for one year terms and until their successors are duly elected and qualified. Executive officers are appointed by the Board of Directors annually to serve for one year terms and until there successors are duly elected and qualified.

         Nicholas A. Czuczko, Jr. has served as Chairman of the Board and CEO of the Company and its predecessor entity since 1996. Czuczko also serves on the Board of Directors of Planet Earth's Environment Inc (a nonprofit environmental organization) since 1992. He holds a Bachelor's Degree in Business Administration from the University of La Verne in La Verne, CA.

         John Yeung has served as Secretary of the Board, Director and COO since 1996. Prior to joining the Company, Yeung served as managing director of WPC Logistics Hong Kong Limited, from 1994 to 1996 and was responsible for service related marketing material and business production in and around Hong Kong. He holds a Bachelor's Degree in Business Administration from the University of La Verne in La Verne, CA.

         Nicholas Czuczko Sr., father to Nicholas A. Czuczko, who is our Chairman of the Board and CEO, owns 5,000,000 shares of the Company's Common Stock (22%) and is therefore considered an "affiliate" of the Company. Mr. Czuczko Sr. is not, and has never been, an officer, director, or employee of the Company.

Board of Directors and Committees

Currently, our Board of Directors consists of and John Yeung. We are actively seeking additional board members.

Meetings and Committees of the Board
------------------------------------

         The Board of Directors met two times per quarter during the 2005 fiscal year, and took action by written consent numerous times.

Compensation of Directors
-------------------------

         All of our directors are unpaid. Compensation for the future will be determined when and if additional funding is obtained.


Section 16(a) Beneficial Ownership Reporting Compliance

         Pursuant to Section 16(a) of the Securities Exchange Act of 1934, our directors and officers, and persons who own more than ten percent of the Company's Common Stock, are required to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten-percent shareholders are required by regulation to furnish us with copies of all Section 16(a) reports they file. To our knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required during the fiscal year ended December 31, 2003, except as set forth below, directors, officers and greater than ten percent beneficial owners complied with all applicable Section 16(a) filing requirements.

None of the directors filed their Form 4's during the year 2005.

None of the directors timely filed Form 5 for the year 2005.


Item 10.    Executive Compensation.


          The following table sets forth information concerning the annual and long-term compensation of our Chief Executive Officer, and the most highly compensated employees and/or executive officers who served at the end of the fiscal years November 30, 2004 and 2005, and whose salary and bonus exceeded $100,000 for the fiscal years ended November 30, 2004 and 2005, for services rendered in all capacities to us. The listed individuals shall be hereinafter referred to as the "Named Executive Officers."


                                                                              Long-Term Compensation

                                      Annual Compensation                 Awards                Payouts

(a)                        (b)    (c)     (d)    (e)           (f)         (g)           (h)      (i)
Name and principal         Year   Salary  Bonus  Other         Restricted  Securities    LTIP     All Other
position                          ($)     ($)    Annual        Stock       Under-lying   Payouts  Compensation($)
                                                 Compensation  Award(s)    Options/SARs  ($)
                                                               ($)         (#)

Nicholas A. Czuczko(1),
 Chairman of the Board
 of Directors, CEO         2005    -0-    -0-       -0-         -0-         -0-           -0-       -0-

                           2004    -0-    -0-       -0-         -0-         -0-           -0-       -0-


John Yeung(3), Secretary   2005    -0-    -0-       -0-         -0-         -0-           -0-       -0-

                           2004    -0-    -0-       -0-         -0-         -0-           -0-       -0-

(1) There is no employment contract with Mr. Czuczko at this time. Nor are there any agreements for compensation in the future. A salary and stock options and/or warrants program may be developed in the future.


(3) There is no employment contract with Mr. Yeung at this time. Nor are there any agreements for compensation in the future. A salary and stock options and/or warrants program may be developed in the future.


Employment Agreements

Currently, we have no employment agreements with any of our Directors or Officers.

         The officers and directors do not presently receive a salary for their services and there are currently no plans to implement any such compensation. They are, however, reimbursed for any out-of-pocket expenses incurred on our behalf. Therefore, no summary compensation tables are included herein.

Item 11.    Security Ownership of Certain Beneficial Owners and Management.

         The following table sets forth information concerning the beneficial ownership of shares of our common stock with respect to stockholders who were known by us to be beneficial owners of more than 5% of our common stock as of November 30, 2005, and our officers and directors, individually and as a group. Unless otherwise indicated, the beneficial owner has sole voting and investment power with respect to such shares of common stock.

         Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission ("SEC") and generally includes voting or investment power with respect to securities. In accordance with the SEC rules, shares of our common stock which may be acquired upon exercise of stock options or warrants which are currently exercisable or which become exercisable within 60 days of the date of the table are deemed beneficially owned by the optionees, if applicable. Subject to community property laws, where applicable, the persons or entities named in Table 5.0 (See "Selling Security Holders") have sole voting and investment power with respect to all shares of our common stock indicated as beneficially owned by them.


       Name and Address of                     Number of       Percentage of
       Beneficial owner                      Shares Owned          Class

       Nicholas A. Czuczko, Chairman of       13,195,000            58%
       the Board, CEO, Treasurer, CFO

       137 S. Spalding Dr., #405
       Beverly Hills, CA 90212


       Nicholas Czuczko, Sr.                   5,000,000            22%

       220 McArthur Way,
       Upland, CA 91786


       John Yeung, Director, Secretary,          200,000             0.879%
       COO

       2137 Forbes Ave.,
       Claremont, CA 91711


       All Executive Officers and             13,395,000            58.879%
       Directors as a Group (1)


     (1) The percentages are based on a total of 22,750,000 shares of common stock issued and outstanding as of March 15, 2006.


Item 12.    Certain Relationships and Related Transactions.

         On Feb 15, 2004, the Company purchased assets consisting of two magazines named EVERYTHING for Men and EVERYTHING for Women from Epic Media Inc (an Oregon based corporation and publisher wholly owned by Nicholas A. Czuczko). In return, the Company forgave a note receivable from Mr. Czuczko dated Nov 30, 1998, for the purchase of 1,000,000 Shares of Common Stock in the amount of $5,000,000 ($5.00 per Share). The Magazines have a historical book value of $44,101. Additional Paid in Capital decreased by $4,955,899 as the use of goodwill is not allowed in related party transactions as per USGAAP. On May 30, 2004, it was resolved by the Board of Directors that Nicholas A. Czuczko surrender 250,000 shares to the Company making the net transaction of the sale of the magazines $3,750,000.

Item 13.    Exhibits and Reports on Form 8-K.

(a) Exhibits. See Index to Exhibits for a list of those exhibits filed as part of this report.

(b) Reports on Form 8-K.

         On June 13, 2005, the Company filed a current report on Form 8-K pertaining to the appointment of Moore & Associates as its independent auditors.


Item 14.    Principal Accountant Fees and Services.

Audit Fees

Audit fees billed to the Company by Moore & Associates ("Moore & Associates") for auditing the Company's annual consolidated financial statements for the fiscal year ended November 30, 2005, were $3,500, and for reviewing the consolidated financial statements included in the Company's Quarterly Reports on Form 10-Q $750.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           EPIC MEDIA, INC.


                                       By:  /s/ Nicholas A. Czuczko
                                           -------------------------------------
                                               Nicholas A. Czuczko, CEO, CFO,
                                                Chairman of the Board


                                           -------------------------------------




         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature and Title


By:  /s/ Nicholas A. Czuczko                             Date: March 15, 2006
    -------------------------------------
        Nicholas A. Czuczko, CEO, CFO
         Chairman of the Board,

By:  /s/ John Yeung                                      Date: March 15, 2006
    -------------------------------------
        John Yeung, Director, COO, Secretary

                                INDEX TO EXHIBITS


Exhibit   Description

3.1 Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form 10SB12G (File No. 000-50579) filed with the SEC on February 6, 2004).

3.2 By-Laws (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form 10SB12G (Registration No. 000-50579) filed with the SEC on February 6, 2004).

31        Section 302 Certifications

32        Certifications Pursuant to 18 of the Sarbanes-Oxley Act of 2002.