Form 10KSB/A
period 2005-11-30
EPIC MEDIA INC
filed 2006-03-17
CIK 859174

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               ------------------
                                 FORM 10-KSB / A
                               (Amendment No. 1)

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

Transitional Small Business Disclosure Format:       Yes |_|  No |X|

                                TABLE OF CONTENTS


Part I                                                                     Page

Item 1   Description of Business ...........................................  1

Item 2   Properties ........................................................  4

Item 3   Legal Proceedings .................................................  5

Item 4   Submission of Matters to a Vote of Security Holders ...............  5


Part II

Item 5   Market for Company's Common Equity and Related
          Stockholder Matters ..............................................  5

Item 6   Management Discussion and Analysis ................................  6

Item 7   Financial Statements ..............................................  8

               Independent Auditors Consent ................................  8
               Balance Sheet ...............................................  9
               Statement of Operations ..................................... 10
               Stockholders Equity (Stockholders' Deficit) ................. 11
               Statement of Cash Flows ..................................... 12
               Notes to Financial Statements ............................... 13

Item 8   Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure ............................................. 19


Part III

Item 9   Directors, Executive Officers, Promoters, and Control Persons;
          Compliance with Section 16(a) of the Exchange Act ...............  19

Item 10  Executive Compensation ...........................................  20

Item 11  Security Ownership of Certain Beneficial Owners and Management ...  21

Item 12  Certain Relations and Related Transactions .......................  22

Item 13  Exhibits and Reports on Form 8-K .................................  23

Item 14. Principal Accountant Fees and Services ...........................  23

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


/s/ Moore & Associates, Chartered
---------------------------------

Moore & Associates Chartered
Las Vegas, Nevada
February 24, 2006


               2675 S. Jones Blvd. Suite 109, Las Vegas, NV 89146
               --------------------------------------------------
                        (702) 253-7511 Fax (702) 253-7501
                        ---------------------------------

                                Epic Media, Inc.
                         (A Development Stage Company)


                                 Balance Sheets
                                 --------------


                        ASSETS
                        ------


                                             November 30,
                                                 2005
                                            -------------
Current Assets
   Cash                                      $       -
                                            -------------

Total Assets                                 $       -
                                            =============



          LIABILITIES AND STOCKHOLDERS' EQUITY
          ------------------------------------

Liabilities
   Taxes Due                                       8,362
   Due to Related Party                          130,834
                                            -------------

   Total Liabilities                             139,196
                                            -------------
Stockholders' Equity

   Common Stock, authorized
    100,000,000 shares, no par value,
    issued and outstanding on
    November 30, 2005 and 2004,
    is 22,789,260 and 22,750,000 shares
    respectively.                                 76,767

    Subscriptions Receivable

    Deficit Accumulated During the
    Development Stage                           (215,963)
                                            -------------

    Total Stockholders' Equity                  (139,196)
                                            -------------

Total Liabilities and Stockholders' Equity   $       -
                                            =============


The accompanying notes are an integral part of these statements

                                Epic Media, Inc.
                         (A Development Stage Company)

                            Statements of Operations
                            ------------------------

               December 11, 1996 (Inception) to November 30, 2005

                                                            December 11,
                                          Year Ended      1996 (Inception)
                                         November 30,     to November 30,
                                             2005              2005
                                        ---------------   ---------------

Revenue from Discontinued
 Operations                              $         -       $      44,173

Expenses
  General and Administrative                    21,756            67,950
  Advertising                                   11,486            55,587
  Investor Relations Expense                    80,000            80,000
  Depreciation Expense                                             4,845
  Corporate Taxes                                                  8,862
  Professional Fees                             27,279            42,892
                                        ---------------   ---------------

  Total Expenses                               140,521           260,136
                                        ---------------   ---------------

Net (Loss)                               $    (140,521)    $    (215,963)
                                        ===============   ===============

Basic and Diluted
 (Loss) per Share                                  a                 a
                                        ---------------   ---------------

Weighted Average
 Number of Shares                           22,752,259        22,752,259
                                        ---------------   ---------------

a = Less than ($0.01) per share

The accompanying notes are an integral part of these statements


                                Epic Media, Inc.
                         (A Development Stage Company)

                        Statement of Stockholders' Equity
                        ---------------------------------

               December 11, 1996 (Inception) to November 30, 2005


                                                                     Common Stock
                                                    Price    --------------------------- Subscriptions  Accumulated      Total
                                         Date     Per Share      Shares        Amount      Receivable     Deficit        Equity
                                      ---------------------- ------------- ------------- ------------- ------------- -------------

Common Shares issued to Founders      12/11/1996   $ 0.001     15,250,000   $    15,000   $       -     $       -     $    15,000
Net (Loss)                                                                                                   (7,011)       (7,011)
                                                             ------------- ------------- ------------- ------------- -------------

Balance, November 30, 1997                                     15,250,000        15,000           -          (7,011)        7,989

Common Shares subscribed              11/30/1998   $ 0.500     10,000,000     5,000,000    (5,000,000)                        -
Net (Loss)                                                                                                   (8,789)       (8,789)
                                                             ------------- ------------- ------------- ------------- -------------

Balance, November 30, 1998                                     25,250,000     5,015,000    (5,000,000)      (15,800)         (800)

Net (Loss)                                                                                                   (1,031)       (1,031)
                                                             ------------- ------------- ------------- ------------- -------------

Balance, November 30, 1999                                     25,250,000     5,015,000    (5,000,000)      (16,831)       (1,831)

Net (Loss)                                                                                                   (1,262)       (1,262)
                                                             ------------- ------------- ------------- ------------- -------------

Balance, November 30, 2000                                     25,250,000     5,015,000    (5,000,000)      (18,093)       (3,093)

Net (Loss)                                                                                                   (1,498)       (1,498)
                                                             ------------- ------------- ------------- ------------- -------------

Balance, November 30, 2001                                     25,250,000     5,015,000    (5,000,000)      (19,591)       (4,591)

Net (Loss)                                                                                                   (1,725)       (1,725)
                                                             ------------- ------------- ------------- ------------- -------------

Balance, November 30, 2002                                     25,250,000     5,015,000    (5,000,000)      (21,316)       (6,316)

Net (Loss)                                                                                                   (1,246)       (1,246)
                                                             ------------- ------------- ------------- ------------- -------------

Balance, November 30, 2003                                     25,250,000     5,015,000    (5,000,000)      (22,562)       (7,562)

Payment of expense through cancellation
 of Subscription Receivable            2/14/2004                             (4,955,899)    5,000,000                      44,101
Surrender of Common Shares             5/30/2004               (2,500,000)                                                    -

Net (Loss)                                                                                                  (52,880)      (52,880)
                                                             ------------- ------------- ------------- ------------- -------------

Balance, November 30, 2004                                     22,750,000        59,101           -         (75,442)      (16,341)

Common Stock issued for service        11/9/2005      0.45         39,260        17,666                                    17,666

Net (Loss)                                                                                                 (140,521)     (140,521)
                                                             ------------- ------------- ------------- ------------- -------------

Balance, November 30, 2005                                     22,789,260   $    76,767   $       -     $  (215,963)  $  (139,196)
                                                             ============= ============= ============= ============= =============

On June 29, 2005 the company executed a 10:1 forward stock split that has been retroactively applied to this statement.


The accompanying notes are an integral part of these statements

                                Epic Media, Inc.
                         (A Development Stage Company)

                            Statements of Cash Flows
                            ------------------------

                                                                  December 11,
                                                Year Ended      1996 (Inception)
                                               November 30,     to November 30,
                                                   2005              2005
                                              ---------------   ---------------

Operating Activities
  Net (Loss)                                   $    (140,521)    $    (215,963)

  Adjustments to Net (Loss):
    Stock Issued for services                         17,666            61,767
    Increase in Accounts Payable                     122,855           139,196
    Depreciation                                                         4,845
                                              ---------------   ---------------

  Net Cash (Used) by Operating Activities                -             (10,155)
                                              ---------------   ---------------

Investing Activities
  Purchase of equipment                                                 (4,845)
                                              ---------------   ---------------

  Net Cash Used by Investing Activities                                 (4,845)

Financing Activities
  Proceeds from sale of Common Stock                                    15,000
                                              ---------------   ---------------

  Cash Provided by Financing Activities                  -              15,000
                                              ---------------   ---------------

Net Increase in Cash                                     -                 -

Cash, Beginning of Period                                -                 -
                                              ---------------   ---------------

Cash, End of Period                            $         -       $         -
                                              ===============   ===============


Supplemental Information:
  Interest Paid                                $         -       $         -
  Income Taxes Paid                            $         -       $         -


The accompanying notes are an integral part of these statements

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