Form 10QSB
period 2006-02-28
EPIC MEDIA INC
filed 2006-04-21
CIK 859174

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended February 28, 2006

|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act

 For the transition period from _____________ to _______________

                        Commission File Number 000-50579

                                EPIC MEDIA, INC.
        (Exact Name of Small Business Issuer as Specified in Its Charter)

           California                                33-0735929
(State or Other Jurisdiction of             (IRS Employer Identification No.)
 Incorporation or Organization)


              2049 Century Park East, Suite 1920                    90067
                        Los Angeles, CA                          (Zip Code)
            (Address of Principal Executive Offices)

                                 (310) 691-8800
                (Issuer's Telephone Number, Including Area Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of the issuer's common equity outstanding as of April 19, 2006 was 22,789,260 shares of common stock, par value $.0001.

Transitional Small Business Disclosure Format: Yes |X| No  |_|


===============================================================================
                                       i

                                TABLE OF CONTENTS

                                     PART I.
                              FINANCIAL INFORMATION
                                                                          Page
Item 1. Financial Statements

Condensed Consolidated Unaudited Balance Sheet
as of February 28, 2006
                                                                              2
Condensed Consolidated Unaudited Statements of Operations
for the Three- -Month Period Ended February 28, 2006                          3

Condensed Consolidated Unaudited Statements of Cash Flows
for the Three-Month Period Ended February 28, 2006                            6

Notes to the Condensed Consolidated Unaudited Financial Statements
                                                                              7
Item 2. Management's Discussion and Analysis
                                                                             12
Item 3. Controls and Procedures
                                                                             13
                                     PART II
                                OTHER INFORMATION
Item 1. Legal Proceedings
                                                                             14
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
                                                                             14
Item 3. Defaults Upon Senior Securities
                                                                             14
Item 4. Submission of Matters to a Vote of Security Holders
                                                                             14
Item 5. Other Information
                                                                             14
Item 6. Exhibits
                                                                             14

================================================================================
                                       ii

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

  MOORE & ASSOCIATES, CHARTERED
  ACCOUNTANTS AND ADVISORS
  PCAOB REGISTERED



Epic Media Inc.
2049 Century Park East, Suite 1920
Los Angeles, CA 90067


  We have reviewed the accompanying balance sheet of Epic Media Inc. as of February 28, 2006, and the related statements of income, retained earnings, and cash flows for the three months then ended, in accordance with the standards of the Public Company Accounting Oversight Board (United States). All information included in these financial statements is the representation of the management of Epic Media Inc.

  A review consists principally of inquiries of company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

  Based on our review, we are not aware of any material modifications that should be made to the financial statements in order for them to be in conformity with generally accepted accounting principles.

  The accompanying financial statements have been prepared assuming that the company will continue as a going concern. As discussed in the notes to the financial statements, the Company has no established source of revenue and no operations. This raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.



/s/ Moore & Associates, Chartered



  Moore & Associates, Chartered
  Las Vegas, Nevada
  April 19, 2006



             2675 S. JONES BLVD. SUITE 109, LAS VEGAS, NEVADA 89146
                        (702) 253-7511 Fax: (702)253-7501

                                EPIC MEDIA, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS

                                     ASSETS
                                     ------
                                                       February 28,
                                                           2006     November 30,
                                                       (Unaudited)     2005
                                                       ------------   -------
Current Assets
    Cash                                                 $  22,086    $    --
    Prepaid Expense                                         54,945         --
                                                         ---------    -------
    Total Current Assets                                    77,031         --
Equipment - Net                                             21,582         --
                                                         ---------    -------
Total Assets                                             $  98,613    $    --
                                                         =========    =======
               LIABILITIES AND STOCKHOLDERS' EQUITY
               ------------------------------------

Liabilities
    Taxes Due                                                 --        8,362
    Due to Related Party                                   303,628    130,834
                                                         ---------    -------
    Total Liabilities                                      303,628    139,196
                                                         =========    =======
Stockholders' Equity

    Common Stock, authorized
    100,000,000 shares, no par value, issued and
    outstanding on
    February 28, 2006 and November 30,
    2005 is 22,789,260 and 22,789,260
    shares respectively                                     76,767     76,767

    Subscriptions Receivable                                  --           --

    Deficit Accumulated During the
    Development Stage                                     (281,782)  (215,963)
                                                         ---------   --------
    Total Stockholders' Equity                            (205,015)  (139,196)
                                                         ---------   --------
Total Liabilities and Stockholders' Equity               $  98,613    $    --
                                                         =========   ========

  The accompanying notes are an integral part of these statements

                                EPIC MEDIA, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS
                            ------------------------

                                        Three Months Ended              December 11,
                                  --------------------------------    1996 (Inception)
                                  February 28,       February 28,     to February 28,
                                      2006               2005              2005
                                  ------------       -------------    --------------
Revenue from Discontinued
  Operations                      $       --         $       --               44,173

Expenses
  General and Administrative            23,213              4,187             90,582
  Advertising                             --                 --               55,587
  Rent                                  10,989               --               10,989
  Web Portal                            20,000               --               20,000
  Consulting                            11,000               --               11,000
  Investor Relations                      --                 --               80,000
  Depreciation                             617               --                5,462
  Corporate Taxes                         --                 --                8,862
  Professional Fees                       --                  925             42,892
                                  ------------       ------------       ------------
  Total Expenses                        65,819              5,112            325,374
                                  ------------       ------------       ------------
Net (Loss)                        $    (65,819)      $     (5,112)      $   (281,201)
                                  ============       ============       ============
Basic and Diluted
  (Loss) per Share                           a                  a       $      (0.01)
                                  ------------       ------------       ------------
  Weighted Average
     Number of Shares               22,789,260         22,750,000         22,789,260
                                  ------------       ------------       ------------


  a = less that ($0.01) per share


  The accompanying notes are an integral part of these statements

                                EPIC MEDIA, INC.
                          (A DEVELOPMENT STAGE COMPANY

                       STATEMENT OF STOCKHOLDERS' EQUITY
                       ---------------------------------

               DECEMBER 11, 1996 (INCEPTION) TO FEBRUARY 28, 2006

                                                                    COMMON STOCK
                                                  PRICE     -------------------------  SUBSCRIPTIONS  ACCUMULATED     TOTAL
                                     DATE       PER SHARE     SHARES        AMOUNT       RECEIVABLE     DEFICIT       EQUITY
                                   ----------   ---------   -----------   -----------  -------------  ------------ -----------
  Common Shares issued to Founders 12/11/1996    $0.001      15,250,000   $   15,000     $        --  $         -- $   15,000
  Net (Loss)                                                                                                (7,011)    (7,011)
                                                            -----------   -----------  -------------  ------------ -----------

  Balance, November 30, 1997                                 15,250,000       15,000              --        (7,011)     7,989
                                                            -----------   -----------  -------------  ------------ -----------

  Common Shares subscribed         11/30/1998    $0.500      10,000,000    5,000,000      (5,000,000)           --         --
  Net (Loss)                                                                                                (8,789)    (8,789)
                                                            -----------   -----------  -------------  ------------ -----------
  Balance, November 30, 1998                                 25,250,000    5,015,000      (5,000,000)      (15,800)      (800)
  Net (Loss)                                                                                                (1,031)    (1,031)
                                                            -----------   -----------  -------------  ------------ -----------
  Balance, November 30, 1999                                 25,250,000    5,015,000      (5,000,000)      (16,831)    (1,831)
  Net (Loss)                                                                                                (1,262)    (1,262)
                                                            -----------   -----------  -------------  ------------ -----------
  Balance, November 30, 2000                                 25,250,000    5,015,000      (5,000,000)      (18,093)    (3,093)
  Net (Loss)                                                                                                (1,498)    (1,498)
                                                            -----------   -----------  -------------  ------------ -----------
  Balance, November 30, 2001                                 25,250,000    5,015,000      (5,000,000)      (19,591)    (4,591)
  Net (Loss)                                                                                                (1,725)    (1,725)
                                                            -----------   -----------  -------------  ------------ -----------
  Balance, November 30, 2002                                 25,250,000    5,015,000      (5,000,000)      (21,316)    (6,316)
  Net (Loss)                                                                                                (1,246)    (1,246)
                                                            -----------   -----------  -------------  ------------ -----------


 The accompanying notes are an integral part of these statements

                                EPIC MEDIA, INC.
                          (A DEVELOPMENT STAGE COMPANY

                       STATEMENT OF STOCKHOLDERS' EQUITY
                       ---------------------------------

               DECEMBER 11, 1996 (INCEPTION) TO FEBRUARY 28, 2006

                                                             COMMON STOCK
                                             PRICE    ---------------------------   SUBSCRIPTIONS  ACCUMULATED       TOTAL
                                   DATE     PER SHARE    SHARES         AMOUNT       RECEIVABLE      DEFICIT         EQUITY
                                  --------- --------- ------------   ------------  --------------  ------------   -----------
  Balance, November 30, 2003                            25,250,000      5,015,000     (5,000,000)      (22,562)       (7,562)

  Payment of expense
      through cancellation
      of Subscription Receivable  2/14/2004                            (4,955,899)     5,000,000                      44,101

  Surrender of Common Shares      5/30/2004             (2,500,000)                                                       --

  Net (Loss)                                                                                           (52,880)      (52,880)
                                                                                                  ------------  ------------
  Balance, November 30, 2004                            22,750,000         59,101             --       (75,442)      (16,341)
                                                      ------------     ----------  -------------
  Common Stock issued for
     service                      11/9/2005   0.45          39,260         17,666                                     17,666

  Net (Loss)                                                                                          (140,521)     (140,521)
                                                      ------------     ----------  -------------  ------------  ------------
  Balance, November 30, 2005                            22,789,260         76,767             --      (215,963)     (139,196)

  Net (Loss)                                                                                           (65,819)      (65,819)
                                                                       ----------  -------------  ------------  ------------
  Balance, February 28, 2006                            22,789,260     $   76,767  $          --  $   (281,782) $   (205,015)
                                                      ============     ==========  =============  ============  ============



  On June 29, 2005 the company executed a 10:1 forward stock split that has been retroactive applied to this statement.


  The accompanying notes are an integral part of these statements

                                EPIC MEDIA, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                            STATEMENT OF CASH FLOWS
                            -----------------------



                                                      THREE MONTHS ENDED     DECEMBER 11
                                                    ---------------------- 1996 (INCEPTION)
                                                           FEBRUARY 28,       FEBRUARY 2,
                                                       2006         2005         2006
                                                    ---------    ---------    ---------
  Operating Activities:
  Net (Loss)                                        $ (65,819)   $  (5,112)   $(281,201)
      Adjustments to Net (Loss):
         Stock Issued for services                       --           --         61,767
         Depreciation                                     617         --          5,462
      Changes in Operating Assets and Liabilities
         (Increase)/Decrease in Prepaid Expense       (54,945)     (54,945)
         Increase/(Decrease) in Accounts Payable       (8,362)        --           --
                                                    ---------    ----------   ----------
      Net Cash (Used) by Operating Activities        (128,509)      (5,112)    (268,917)
                                                    ---------    ----------   ----------
  Investing Activities
      Purchase of equipment                           (22,199)     (27,625)
                                                    ---------    ----------   ----------
      Net Cash Used by Investing Activities           (22,199)        --        (27,625)
                                                    ---------    ----------   ----------
  Financing Activities
      Proceeds from Related Party                     172,794        5,112      303,628
      Proceeds from sale of Common Stock                                         15,000
                                                    ---------    ----------   ----------
      Cash Provided by Financing Activities           172,794        5,112      318,628
                                                    ---------    ----------   ----------
  Net Increase in Cash                                 22,086         --         22,086
  Cash, Beginning of Period                              --           --           --
                                                    ---------    ----------   ----------
  Cash, End of Period                               $  22,086    $    --      $  22,086
                                                    =========    ==========   ==========
  Supplemental Information:
Interest Paid                                       $    --      $    --      $    --
  Income Taxes Paid                                 $    --      $    --      $    --


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


As of February 28, 2006, $303,628 is owed to a shareholder for advances made by him to the Company.

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

The Company's activities to date have been supported by equity financing. It has sustained losses in all previous reporting periods with an inception to date loss of $281,201 as of February 28, 2006. Management continues to seek funding from its shareholders and other qualified investors to pursue its business plan. In the alternative, the Company may be amenable to a sale, merger or other acquisition in the event such transaction is deemed by management to be in the best interests of the shareholders.



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

SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company's opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a valuation allowance equal to the deferred tax asset has been recorded. The total deferred tax asset is $61,864, which is calculated by multiplying a 22% estimated tax rate by the items making up the deferred tax account, the NOL of $281,201. The total valuation allowance is a comparable $61,864.

The provision for income taxes is comprised of the net changes in deferred taxes less the valuation account plus the current taxes payable as shown in the chart below for the period ended February 28, 2006:

                    Net changes in Deferred Tax Benefit less
                      valuation account                          $0.00
                    Current Taxes Payable                         0.00
                                                                ------


                    Net Provision for Income Taxes               $0.00
                                                                 =====


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

During the three months ended February 2006, there were minimal operational activities. The Company's main focus was to secure financing, secure office, recruit key hires and develop its business model. Effective April 6, 2006, the Magazine Division of EPIC Media Inc. otherwise referred to as Everything For Men Magazine will cease operation. EPIC Media Inc. will continue to manage and finance the Internet and Television Divisions of the company.

     Cautionary statement identifying important factors that could cause our actual results to differ from those projected in forward looking statements.

     Pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, readers of this report are advised that this document contains both statements of historical facts and forward looking statements. Forward looking statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those indicated by the forward looking statements. Examples of forward looking statements include, but are not limited to (i) projections of revenues, income or loss, earnings per share, capital expenditures, dividends, capital structure and other financial items, (ii) statements of our plans and objectives with respect to business transactions and enhancement of shareholder value, (iii) statements of future economic performance, and (iv) statements of assumptions underlying other statements and statements about our business prospects.

         Our operating results showed a decrease in revenues and other areas of financial performance for the three-month period ended February 28, 2006 as compared to the same period in 2005.

                                                           Three Months
  Summary of Operations                                  Ended February 28,
  ----------------------------------------------------------------------------
                                                      2006           2005
  ----------------------------------------------------------------------------

  Revenues                                                   0              0
  Cost of Revenue                                           --             --
  Gross Income (Loss)                                        0              0
  Reversal of variable stock options expense                --             --
  Selling, General and Administrative Costs            $65,819        $ 5,112
  Operating (Loss)                                    $(65,819)       $(5,112)
  Other Income (Expense)                                     0              0
  Interest Expense                                          --             --

  Net (Loss)                                          $(65,819)       $(5,112)
                                                      =========      ========


ITEM 3. CONTROLS AND PROCEDURES

(a) Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of the design and operation of our disclosure controls and procedures, as such term is defined under Rules 13a-14(c) and 15d-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), within 90 days of the filing date of this report. Based on that evaluation, our principal executive officer and our principal financial officer concluded that the design and operation of our disclosure controls and procedures were effective to ensure that information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.

(b) In addition, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults on Senior Securities

None.

Item 4.  Submission of Matters to Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6. Exhibits

The following exhibits are either attached hereto or incorporated herein by reference as indicated:

Exhibit Number      Description
----------------    ------------------------------------------------------------------------------------
31                  Certification of Chief Executive and Chief Financial Officer pursuant to SEC Release
                    No. 33-8238, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32                  Certification of Chief Executive and Chief Financial Officer pursuant to 18 U.S.C.
                    Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


EPIC MEDIA, INC.


Dated: April 20, 2006  /s/ Nicholas A. Czuczko
                       ---------------------------------------------------
                       Nicholas A. Czuczko
                       Chief Executive Officer and Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit Number      Description
----------------    ------------------------------------------------------------------------------------
31                  Certification of Chief Executive and Chief Financial Officer pursuant to SEC Release
                    No. 33-8238, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32                  Certification of Chief Executive and Chief Financial Officer pursuant to 18 U.S.C.
                    Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
