Form 10QSB
period 2006-05-31
EPIC MEDIA INC
filed 2006-07-17
CIK 859174

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 31, 2006

|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act

For the transition period from _____________ to _______________

                        Commission File Number 000-505-79


                                EPIC MEDIA, INC.
        (Exact Name of Small Business Issuer as Specified in Its Charter)


            California                                            33-0735929
(State or Other Jurisdiction of                                 (IRS Employer
 Incorporation or Organization)                              Identification No.)

              2049 Century Park East, Suite 1920                    90067
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

The number of shares of the issuer's common equity outstanding as of July 14, 2006 was 22,839,260 shares of common stock, par value $.0001.

Transitional Small Business Disclosure Format: Yes |X| No |_|



================================================================================

                                TABLE OF CONTENTS


                                     PART I.
                              FINANCIAL INFORMATION
                                                                            Page
Item 1. Financial Statements

Condensed Consolidated Unaudited Balance Sheet
as of May 31, 2006                                                           4

Condensed Consolidated Unaudited Statements of Operations
for the Three-Month Period Ended May 31, 2006                                5

Condensed Consolidated Unaudited Statements of Cash Flows
for the Three-Month Period Ended May 31, 2006                                7

Notes to the Condensed Consolidated Unaudited Financial Statements           8


Item 2. Management's Discussion and Analysis                                14

Item 3. Controls and Procedures                                             15

                                     PART II
                                OTHER INFORMATION

Item 1. Legal Proceedings                                                   15

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.        16

Item 3. Defaults Upon Senior Securities                                     16

Item 4. Submission of Matters to a Vote of Security Holders                 16

Item 5. Other Information                                                   16

Item 6. Exhibits                                                            17



================================================================================

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS




                          MOORE & ASSOCIATES, CHARTERED

                            ACCOUNTANTS AND ADVISORS
                            ------------------------
                                PCAOB REGISTERED




Epic Media Inc.
2049 Century Park East, Suite 1920
Los Angeles, CA 90067


     We have reviewed the accompanying balance sheet of Epic Media Inc. as of May 31, 2006, and the related statements of income, retained earnings, and cash flows for the six months then ended, in accordance with the standards of the Public Company Accounting Oversight Board (United States). All information included in these financial statements is the representation of the management of Epic Media Inc.

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


/s/ Moore & Associates, Chartered
---------------------------------
Moore & Associates, Chartered
Las Vegas, Nevada
June 28, 2006






             2675 S. JONES BLVD. SUITE 109, LAS VEGAS, NEVADA 89146
             ======================================================
                        (702) 253-7511 Fax: (702)253-7501
                        =================================

                                Epic Media, Inc.
                          (A Development Stage Company)


                                 Balance Sheets
                                 --------------
                                   (Unaudited)

                                     ASSETS
                                     ------

                                                  May 31,
                                                   2006        November 30,
                                                (Unaudited)        2005
                                                -----------    -----------
Current Assets
   Cash                                         $    12,081    $         -
   Prepaid Expense                                   48,406
                                                -----------    -----------

   Total Current Assets                              60,487              -

Equipment - Net                                      25,971
Internet Portal - Net                               120,000              -
                                                -----------    -----------

Total Assets                                    $   206,458    $         -
                                                ===========    ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------


Current Liabilities
   Taxes Due                                              -          8,362
   Due to Related Parties                           666,151        130,834
                                                -----------    -----------

   Total Liabilities                                666,151        139,196
                                                -----------    -----------

Stockholders' Equity

   Common Stock, authorized
   100,000,000 shares, no par value,
   issued and outstanding on
   May 31, 2006 and November 30,
   2005 is 22,839,260 and
   22,789,260 shares respectively                    96,617         76,767

   Subscriptions Receivable                               -              -

   Deficit Accumulated During the
     Development Stage                             (556,310)      (215,963)
                                                -----------    -----------

   Total Stockholders' Equity                      (459,693)      (139,196)
                                                -----------    -----------

Total Liabilities and Stockholders' Equity      $   206,458    $         -
                                                -----------    -----------




The accompanying notes are an integral part of these statements

                                Epic Media, Inc.
                          (A Development Stage Company)

                            Statements of Operations
                            ------------------------
                                   (Unaudited)

                                              Six Months Ended               Three Months Ended               December 11,
                                        ---------------------------------------------------------------          1996
                                           May 31,        May 31,            May 31,         May 31,        (Inception) to
                                            2006           2005               2006            2005           May 31, 2006
                                        ------------------------------------------------------------------------------------
Revenue from Discontinued
  Operations                            $        -     $       -           $        -       $        -        $    44,173

Expenses
  General and Administrative               280,107          9,370             236,894            5,183            348,057
  Advertising                                    -          3,274                                3,274             55,587
  Rent                                      22,278                             11,289                              22,278
  Consulting                                30,850                             19,850                              30,850
  Investor Relations                                                                                               80,000
  Depreciation Expense                       2,693                              2,076                               7,538
  Corporate Taxes                            1,600                              1,600                              10,462
  Professional Fees                          2,819            925               2,819                -             45,711
                                        ----------     ----------          ----------       ----------        -----------

  Total Expenses                           340,347         13,569             274,528            8,457            600,483
                                        ----------     ----------          ----------       ----------        -----------

Net (Loss)                              $ (340,347)    $  (13,569)         $ (274,528)      $   (8,457)       $  (556,310)
                                        ==========     ==========          ==========       ==========        ===========
Basic and Diluted
  (Loss) per Share                           a              a                   a                  a                  a
                                        ----------     ----------          ----------       ----------        ----------
Weighted Average
  Number of Shares                      22,797,457     22,797,260          22,797,457       22,797,260         22,797,457
                                        ----------     ----------          ----------       ----------        -----------


a = Less than ($0.01) per share





The accompanying notes are an integral part of these statements

                                Epic Media, Inc.
                          (A Development Stage Company)

                        Statement of Stockholders' Equity
                        ---------------------------------
                                   (Unaudited)
                  December 11, 1996 (Inception) to May 31, 2006

                                                Common Stock
                                        -------------------------     Subscriptions      Accumulated       Total
                                           Shares        Amount        Receivable         Deficit         Equity
                                        ---------------------------------------------    -----------     -----------
Common Shares issued to Founders
  on 12 December 1996 at $0.001         15,250,000      $  15,000     $                  $         -     $    15,000
Net (Loss)                                                                                    (7,011)         (7,011)
                                        ----------      ---------     ----------         -----------     -----------

Balance, November 30, 1997              15,250,000         15,000              -              (7,011)          7,989

Common Shares subscribed
  on 30 November 1998 at $0.50          10,000,000      5,000,000     (5,000,000)
Net (Loss)                                                                                    (8,789)         (8,789)
                                        ----------      ---------     ----------         -----------     -----------

Balance, November 30, 1998              25,250,000      5,015,000     (5,000,000)            (15,800)           (800)
Net (Loss)                                                                                    (1,031)         (1,031)
                                        ----------      ---------     ----------         -----------     -----------

Balance, November 30, 1999              25,250,000      5,015,000     (5,000,000)            (16,831)         (1,831)
Net (Loss)                                                                                    (1,262)         (1,262)
                                        ----------      ---------     ----------         -----------     -----------

Balance, November 30, 2000              25,250,000      5,015,000     (5,000,000)            (18,093)         (3,093)
Net (Loss)                                                                                    (1,498)         (1,498)
                                        ----------      ---------     ----------         -----------     -----------

Balance, November 30, 2001              25,250,000      5,015,000     (5,000,000)            (19,591)         (4,591)
Net (Loss)                                                                                    (1,725)         (1,725)
                                        ----------      ---------     ----------         -----------     -----------

Balance, November 30, 2002              25,250,000      5,015,000     (5,000,000)            (21,316)         (6,316)
Net (Loss)                                                                                    (1,246)         (1,246)
                                        ----------      ---------     ----------         -----------     -----------

Balance, November 30, 2003              25,250,000      5,015,000     (5,000,000)            (22,562)         (7,562)

Payment of expense by cancellation
  of Subscription Receivable                           (4,955,899)     5,000,000                              44,101
Surrender of Common Shares              (2,500,000)                                                                -
Net (Loss)                                                                                   (52,880)        (52,880)
                                        ----------      ---------     ----------         -----------     -----------

Balance, November 30, 2004              22,750,000         59,101              -             (75,442)        (16,341)

Common Stock issued for service
  on 9 November 2005 at $0.45               39,260         17,666                                             17,666
Net (Loss)                                                                                  (140,521)       (140,521)
                                        ----------      ---------     ----------         -----------     -----------
Balance, November 30, 2005              22,789,260         76,767              -            (215,963)       (139,196)
Common  Stock  issued for service
  on 1 May 2006 at $0.397                   50,000         19,850                                             19,850
Net (Loss)                                                                                  (340,347)       (340,347)
                                        ----------      ---------     ----------         -----------     -----------

Balance, May 31, 2006                   22,839,260      $  96,617     $        -            (556,310)    $  (459,693)
                                        ==========      =========     ==========         ===========     ===========


On June 29, 2005 the company executed a 10:1 forward stock split that has been retroactive applied to this statement.

The accompanying notes are an integral part of these statements

                                Epic Media, Inc.
                          (A Development Stage Company)

                            Statements of Cash Flows
                            ------------------------
                                   (Unaudited)

                                                            Six Months Ended           Three Months Ended         December 11
                                                       ------------------------------------------------------        1996
                                                          May 31,       May 31,        May 31,      May 31,     (Inception) to
                                                           2006          2005           2006         2005        May 31, 2006
                                                       --------------------------------------------------------------------------
Operating Activities
Net (Loss)                                             $  (340,347)  $   (13,569)    $(274,528)   $   (8,457)    $ (556,310)

  Adjustments to Net (Loss):
    Stock Issued for services                               19,850             -        19,850             -         81,617
    Depreciation                                             2,693             -         2,076             -          2,693
  Changes in Operating Assets and Liabilities
    (Increase)/Decrease in Prepaid Expense                 (48,406)            -         6,539             -        (48,406)
    Increase/(Decrease) in Accounts Payable                 (8,362)                          -                            -
                                                       --------------------------------------------------------------------------

  Net Cash (Used) by Operating Activities                 (374,572)      (13,569)     (246,063)       (8,457)      (520,406)
                                                       --------------------------------------------------------------------------
  Investing Activities
    Internet Portal                                       (120,000)                   (120,000)                    (120,000)
    Purchase of equipment                                  (28,664)            -        (6,465)            -        (28,664)
                                                       -------------------------------------------------------------------------

    Net Cash Used by Investing Activities                 (148,664)            -      (126,465)            -       (148,664)
                                                       -------------------------------------------------------------------------
  Financing Activities
    Proceeds from Related Party                            535,317        13,569       362,523         8,457        666,151
    Proceeds from sale of Common Stock                                         -                           -         15,000
                                                       --------------------------------------------------------------------------

    Cash Provided by Financing Activities                  535,317             -       362,523             -        681,151
                                                       --------------------------------------------------------------------------

  Net Increase in Cash                                      12,081             -       (10,005)            -         12,081

  Cash, Beginning of Period                                      -             -        22,086             -              -
                                                       --------------------------------------------------------------------------

  Cash, End of Period                                  $    12,081   $         -     $  12,081    $        -      $ 12,081
                                                       ==========================================================================


  Supplemental Information:
    Interest Paid                                      $         -   $         -     $       -    $        -     $        -
    Income Taxes Paid                                  $         -   $         -     $       -    $        -     $        -



The accompanying notes are an integral part of these statements

                                EPIC Media, Inc.
                          (A Development Stage Company)

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                   (As of May 31, 2006 and November 31, 2005)


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

Management Certification
------------------------

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

Net Income Per Common Share
---------------------------

Net income (loss) per common share is computed based on the weighted average number of common shares outstanding and common stock equivalents, if not anti-dilutive. The Company has not issued any potentially dilutive common shares.

Revenue and Cost Recognition
----------------------------

The Company has no current source of revenue; therefore the Company has not yet adopted any policy regarding the recognition of revenue or cost.

Advertising
-----------

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

On May 1, 2006 the Company issued 50,000 post-split common shares for services valued at $19,850 based on three months average bid price of $0.397 per share.

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

As of May 31, 2006, $666,151 is owed to two shareholders for advances made to the Company.

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

The Company's activities to date have been supported by equity financing. It has sustained losses in all previous reporting periods with an inception to date loss of $556,310 as of May 31, 2006. Management continues to seek funding from its shareholders and other qualified investors to pursue its business plan. In the alternative, the Company may be amenable to a sale, merger or other acquisition in the event such transaction is deemed by management to be in the best interests of the shareholders.


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

SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company's opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a valuation allowance equal to the deferred tax asset has been recorded. The total deferred tax asset is $122,388, which is calculated by multiplying a 22% estimated tax rate by the items making up the deferred tax account, the NOL of $556,310. The total valuation allowance is a comparable $122,388.

The provision for income taxes is comprised of the net changes in deferred taxes less the valuation account plus the current taxes payable as shown in the chart below for the period ended May 31, 2006:


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

ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS

     After careful consideration the management of Epic Media has decided to discontinue the operations of the proposed magazine business. The management believed the proposed magazines no longer represent a profitable venture for the Company based on the proposed budgets, the inability to hire effective talent in the Los Angeles area, along with many other factors. On April 6, 2006, the Magazine Division of EPIC Media Inc. otherwise referred to as Everything For Men Magazine and Everything for Women ceased operation. EPIC Media Inc. will continue to manage and finance the Internet and Television Divisions of the company. Since the ceasing of the magazine operation the Company has focused primarily on realigning its other business divisions. The prototype phase (Proof of Concept / Alpha) of the Internet portal is on track to meet its scheduled roll out date of July 14, 2006.

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

     Our operating results showed a increase in general expenses and no increase in revenues for the three-month period ended May 31, 2006 as compared to the same period in 2005.

                                                             Three Months
     Summary of Operations                                   Ended May 31,
                                                        ------------------------
                                                          2006           2005
                                                        ------------------------

     Revenues                                                   0             0
     Cost of Revenue                                           --            --
     Gross Income (Loss)                                        0             0
     Reversal of variable stock options expense                --            --
     Selling, General and Administrative Costs          $ 274,528     $   8,457
     Operating (Loss)                                   $(274,581)    $  (8,457)
     Other Income (Expense)                                     0             0
     Interest Expense                                          --            --

     Net (Loss)                                         $(274,581)    $  (8,457)
                                                        ==========    ==========

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



                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

     On April 20, 2006, Wendy A. Klenk, a former employee, filed a lawsuit against EPIC Media, Inc. in the Superior Court of the State of California, County of Los Angeles entitled Wendy A. Klenk v. EPIC Media, Inc., Nicholas A. Czuczko, et al. (Case No. SC089402). The complaint alleges failure to pay wages, breach of contract, promissory estoppel, fraud, violation of California Labor Code Section 970, and negligent misrepresentation arising out of the termination of her employment on or about April 20, 2006. The complaint seeks compensatory, general, special, double, and punitive damages, civil penalties, wages owed, interest, attorneys' fees, and costs. On June 14, 2006, EPIC Media, Inc. filed a demurrer to the complaint, which is set for hearing on September 19, 2006. EPIC Media, Inc. denies the allegations and plans on defending against the allegations vigorously.

     On May 24, 2006, Nelson Anderson, Ginny Chien, and Rob Hill, former employees, filed a lawsuit against EPIC Media, Inc. in the Superior Court of the State of California, County of Los Angeles entitled Nelson Anderson, Ginny Chien, Rob Hill v. EPIC Media, Inc., Nicholas Czuczko, et al. (Case No. BC352917). The complaint alleges intentional and negligent deceit, violation of

California Labor Code Section 970, breach of contract, promissory estoppel, intentional and negligent interference with prospective economic advantage, negligence, and waiting time penalties under California Labor Code Section 203 arising out of the termination of their employment on or about April 20, 2006. The complaint seeks compensatory, special, incidental, double, and punitive damages, penalties, interest, attorneys' fees, and costs. EPIC Media, Inc.'s response to the complaint is currently due July 27, 2006. EPIC Media, Inc. denies the allegations and plans on defending against the allegations vigorously.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults on Senior Securities

None.

Item 4. Submission of Matters to Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are either attached hereto or incorporated herein by reference as indicated:

Exhibit
Number          Description
-------------   ----------------------------------------------------------------

31 Certification of Chief Executive and Chief Financial Officer pursuant to SEC Release No. 33-8238, as adopted pursuant to
                Section 302 of the Sarbanes-Oxley Act of 2002

32 Certification of Chief Executive and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002






================================================================================
                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


EPIC MEDIA, INC.


Dated: July 11, 2006                            /s/ Nicholas A. Czuczko
                                                --------------------------------
                                                Nicholas A. Czuczko
                                                Chief Executive Officer and
                                                Chief Financial Officer

================================================================================

                                  EXHIBIT INDEX

Exhibit
Number          Description
-------------   ----------------------------------------------------------------

31 Certification of Chief Executive and Chief Financial Officer pursuant to SEC Release No. 33-8238, as adopted pursuant to
                Section 302 of the Sarbanes-Oxley Act of 2002

32 Certification of Chief Executive and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002

================================================================================